Form 10-K
period 1996-12-31
NORWEST MORTGAGE INSURED 2 INC
filed 1997-03-27
CIK 740768

                                    UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
20549
                                        FORM 10-K

               Annual Report Pursuant to Section 13
or 15(d) of
                         the Securities Exchange Act
of 1934

For the calendar year ended December 31, 1996
Commission file number 0-11301

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

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each
exchange on which registered

NOT APPLICABLE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, Par Value, $1.00 Per Share
(Title of class)

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

On March 27, 1997, 100 shares of the registrant's common stock were outstanding. All common stock of registrant is held by an affiliate.

The following documents are incorporated herein by reference: PART IV-(i) Amendment No. 1 to
Registrant's Registration Statement of Form S-3
(Registration No. 2-89484) as filed with the Commission on February 16, 1984 and (ii) Amendment
No. 2 to Registrant's Registration Statement of Form
S-3 (Registration No. 2-89484) as filed with the Commission on February 23, 1984.

PART I

Item 1.  Business.

Organization

Norwest Mortgage Insured 2, Inc., (the "Company") was incorporated in the State of Delaware on February 15, 1984, as a wholly owned, limited-purpose, financing subsidiary of Norwest Mortgage, Inc., which, in turn, is a wholly owned subsidiary of Norwest Nova, Inc. Norwest Mortgage, Inc., is the mortgage banking subsidiary of Norwest Nova, Inc., and derives income primarily from mortgage origination fees and charges, sales of mortgage servicing rights, servicing of mortgage loans, and secondary market sales. Norwest Nova, Inc., is a wholly owned subsidiary of Norwest Corporation.
Norwest Corporation is a $80.2 billion diversified financial services organization providing banking, insurance, investment, and other financial services through a total of more than 3,437 offices in all 50 states, all 10 Canadian Provinces, and internationally.

Issuance of GNMA-Collateralized Obligations

The Company was organized to engage in the authorization, issuance, and delivery of one series of obligations, consisting of four classes (the
"Obligations") collateralized by "fully-modified, pass-through" mortgage-backed certificates guaranteed as to timely payment of principal and interest by the Government National Mortgage
Association which guaranty is backed by the full faith and credit of the United States ("GNMA
Certificates").

On March 29, 1984, the Company issued $164,020,000 of Obligations and received proceeds of $159,753,958. The Obligations were collateralized by GNMA Certificates with outstanding principal balances of approximately $168,200,000.

Item 2.  Properties.

The Company has no physical properties.

Item 3.  Legal Proceedings.

None.

Item 4.  Submission of Matters to a Vote of Security
Holders.

Omitted pursuant to General Instruction J(2)(c) of
Form 10-K.

PART II

Item 5.  Market for Registrant's Common Equity and
Related Stockholder Matters.

All authorized and outstanding shares of the Company's common stock, its sole class of equity securities, are owned by Norwest Mortgage, Inc.
Accordingly, there is no public trading market for the Company's common stock. The Company has not paid any dividends with respect to its common stock.

Item 6.  Selected Financial Data.

Omitted pursuant to General Instruction J(2)(a) of
Form 10-K.

Item 7.  Management's Discussion and Analysis of
Financial Condition and Results of Operations.

The following narrative by management of the Company's results of operations is provided in accordance with General Instruction J(2)(a) of Form
10-K.

The Company was incorporated and commenced operations on February 15, 1984.

The Company had no net earnings for the years ended
December 31, 1996, 1995 and 1994. The Company incurred no operating expenses for the years ended
December 31, 1996, 1995 and 1994. Pursuant to the management contract with Norwest Mortgage Inc., the Company paid no management fees in 1996, 1995 and 1994. The management contract is structured so that all available income of the Company will be paid to Norwest Mortgage, Inc., as compensation for management services, reimbursement of certain expenses, and as additional purchase price of the GNMA Certificates securing the obligations. As a result of the management contract, it is anticipated that the Company will have no net earnings for a number of subsequent years.

Item 8.  Financial Statements and Supplementary
Data.

See Item 14 of this Form 10-K.

Item 9.  Disagreements of Accounting and Financial
Disclosure.

None.

PART III

Item 10.  Directors and Executive Officers of the
Registrant.

Omitted pursuant to General Instruction J(2)(c) of
Form 10-K.

Item 11.  Executive Compensation.

Omitted pursuant to General Instruction J(2)(c) of
Form 10-K.

Item 12.  Security Ownership of Certain Beneficial
Owners and Management.

Omitted pursuant to General Instruction J(2)(c) of
Form 10-K.

Item 13.  Certain Relationships and Related
Transactions.

Omitted pursuant to General Instruction J(2)(c) of
Form 10-K.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)  Financial Statements

The following financial statements of the Company are submitted in response to Item 8 of Part II of the Form 10-K.

Independent Auditor's Report.

Balance Sheets - December 31, 1996, and December 31,
1995.

Statements of Operations - For the years ended
December 31, 1996, 1995 and 1994.

Statements of Stockholder's Equity - For the years ended December 31, 1996, 1995 and 1994.

Notes to Financial Statements.

(a)(2)  Financial Statement Schedules

All schedules to the financial statements normally required by Form 10-K are omitted since they are either not applicable or the required information is shown in the financial statements or notes thereto.

(a)(3)  Exhibits

The following exhibits are submitted in response to
Item 601 of Regulation S-K:

3.1  Restated Certificate of Incorporation of the
Registrant, which was filed as Exhibit 3.1 to Amendment No. 1 to Registrant's Registration
Statement on Form S-3 (Registration No. 2-89484) as filed with the Commission on February 16, 1984, is hereby incorporated by reference.

3.2  By-Laws of Registrant, which were filed as
Exhibit 3.2 to Amendment No. 1 to Registrant's
Registration Statement on Form S-3 (Registration No.
2-89484) as filed with the Commission on February
16, 1984, is hereby incorporated by reference.

4.1 Indenture, which was filed as Exhibit 4.1 to Amendment No. 2 to Registrant's Registration
Statement on Form S-3 (Registration No. 2-89484) as filed with the Commission on February 23, 1984, is hereby incorporated by reference.

10.1  Management Contract with Norwest Mortgage,
Inc., which was filed as Exhibit 10.1 to Amendment
No. 2 to Registrant's Registration Statement on Form
S-3 (Registration No. 2-89484) as filed with the Commission on February 23, 1984, is hereby incorporated by reference.

All other exhibits required by Item 601 of Regulation S-K to be filed with Form 10-K are not applicable and have been omitted.

(b)  Reports on Form 8-K filed in 1985:

Form 8-K dated June 28, 1985.

Item 1. Changes in Control of Registrant - Capital stock of Registrant was contributed to Norwest
Funding, Inc., a Minnesota corporation (now known as "Norwest Mortgage, Inc.").

Item 5. Other Events - The Management Contract was amended to substitute Norwest Funding, Inc., a Minnesota corporation (now known as "Norwest
Mortgage, Inc.") as Manager.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Norwest Mortgage Insured 2, Inc.


Dated:  March 27, 1997

Stephen Morrison

President

Pursuant to the requirement of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                 Title
Date



                               President (Principal
March 27, 1997
Stephen Morrison       Executive Officer)
                               and Sole Director




                               Chief Financial
Officer     March 27, 1997
Robert K. Chapman    (Principal Accounting
                               and Financial
Officer)

                              NORWEST MORTGAGE
INSURED 2, INC.

                          (a wholly owned subsidiary
of Norwest Mortgage, Inc.)

                                          FINANCIAL
STATEMENTS

                                    December 31,
1996, 1995 and 1994

                               NORWEST MORTGAGE
INSURED 2, INC.
                          (a wholly owned subsidiary
of Norwest Mortgage, Inc.)

                                          BALANCE
SHEETS

                                    December 31,
1996 and 1995



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
$ 2,682























See accompanying notes to financial statements.

                              NORWEST MORTGAGE
INSURED 2, INC.
                      (a wholly owned subsidiary of
Norwest Mortgage, Inc.)

                                 STATEMENTS OF
OPERATIONS

                       For the years ended December
31, 1996, 1995 and 1994



1996         1995       1994
Income:

Total income                                $ --
$ --          $ --

Total operating expenses                   --
--            --

Net income before income taxes         --
--            --

Provision for income taxes                --
--            --

Net income                                  $ --
$ --          $ --



























See accompanying notes to financial statements.

                          NORWEST MORTGAGE INSURED
2, INC.
                      (a wholly owned subsidiary of
Norwest Mortgage, Inc.)

                       STATEMENTS OF STOCKHOLDER'S
EQUITY

                    For the year ended December 31,
1996, 1995 and 1994


Additional
                                       Common   Paid
in
                                         Stock
Capital         Total

Balance, December 31, 1993   $100       2,582
2,682

Net income                             --
--                --

Balance, December 31, 1994   $100       2,582
2,682

Net income                             --
--                --

Balance, December 31, 1995  $100        2,582
2,682

Net income                             --
--                --

Balance, December 31, 1996  $100        2,582
2,682























See accompanying notes to financial statements.

                          NORWEST MORTGAGE INSURED
2, INC.
                      (a wholly owned subsidiary of
Norwest Mortgage, Inc.)

                           NOTES TO FINANCIAL
STATEMENTS
                               December 31, 1996,
1995 and 1994

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain accounting policies and procedures that the Company believes are important to understand the accompanying financial statements are described below.

Nature of Operations

Norwest Mortgage Insured 2, Inc., (the Company), a wholly owned subsidiary of Norwest Mortgage, Inc., (parent company), which is a wholly owned subsidiary of Norwest Nova, Inc., which is a wholly owned subsidiary of Norwest Corporation, was incorporated on February 15, 1984, under the laws of the State of Delaware. The Company was organized to issue and sell one series of obligations, consisting of four classes, collateralized by fully-modified, pass-through, mortgage-backed certificates guaranteed as to principal and interest by the Government National
Mortgage Association (GNMA Certificates) and does not intend to engage in any other business activities except activities incidental and necessary to the foregoing.

Issuance of GNMA-collateralized Mortgage Obligations

The Company has issued GNMA-Collateralized
Obligations (the Obligations).  The issuance of the
Obligations and the simultaneous delivery of the GNMA Certificates to an irrevocable trust has been accounted for as a sale of the GNMA Certificates.
Accordingly, neither the GNMA Certificates nor the Obligations appear on the balance sheets. All costs of issuance were reimbursed by the parent company.

Income Taxes

The Company's taxable income or loss is included in the consolidated federal income tax return of Norwest Corporation. Federal and state income taxes of the Company have been assumed by and will be paid by the parent company.

                          NORWEST MORTGAGE INSURED
2, INC.
                      (a wholly owned subsidiary of
Norwest Mortgage, Inc.)

                           NOTES TO FINANCIAL
STATEMENTS
                               December 31, 1996,
1995 and 1994


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

ISSUANCE OF GNMA-COLLATERALIZED OBLIGATIONS

On March 29, 1984, the Company issued $164,020,000 of Obligations which were secured by GNMA
Certificates delivered to an irrevocable trust.  At
December 31, 1996, there were approximately
$3,971,000 of Obligations outstanding which were secured by assets placed in trust with outstanding principal balances and cash of approximately
$4,219,000.

Proceeds of approximately $159,754,000 were received from the issuance of the obligations and were applied to purchase the GNMA certificates from the parent company. The GNMA Certificates and the obligations do not appear on the balance sheet.

Monthly principal and interest payments from the GNMA Certificates are remitted directly to the trustee. Investment income, the difference between interest received on the GNMA Certificates and interest paid on the Obligations, and principal payments on the GNMA Certificates remaining with the trustee following each semi-annual payment of principal and interest on the Obligations are promptly remitted from the trust to the parent company as additional compensation and expense reimbursement.


















<PAGE 15>

KPMG PEAT MARWICK LLP
2500 Ruan Center
PO Box 772
Des Moines, IA  50303

                                  INDEPENDENT
AUDITORS' REPORT

The Board of Directors
Norwest Mortgage Insured 2, Inc.:

We have audited the accompanying balance sheets of Norwest Mortgage Insured 2, Inc. (the Company) (a wholly owned subsidiary of Norwest Mortgage, Inc.)
as of December 31, 1996 and 1995, and the related statements of operations and stockholder's equity for each of the years in the three-year period ended
December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Norwest Mortgage Insured 2,
Inc. (a wholly owned subsidiary of Norwest Mortgage, Inc.) at December 31, 1996 and 1995, and the results of its operations for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                KPMG
Peat Marwick LLP
January 15, 1997