Form 10-Q
period 1998-03-31
NORWEST MORTGAGE INSURED 2 INC
filed 1998-05-12
CIK 740768

                                    UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
20549
                                        FORM 10-Q

               Quarterly Report Pursuant to Section
13 or 15(d) of
                         the Securities Exchange Act
of 1934

For the quarter ended March 31, 1998   Commission
file number 0-11606

                    NORWEST MORTGAGE INSURED 2, INC.
                 (Exact name of registrant as
specified in its charter)

Delaware                                     41-
1485350
(State or other jurisdiction of              (I.R.S.
Employer Identification No.)
incorporation or organization)


405 S.W. Fifth Street, Des Moines, Iowa
50328
(Address of principal executive offices)
(Zip code)


Registrant's telephone number, including area code
(515) 221-7300

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

On May 13, 1997, 100 shares of the registrant's common stock were outstanding. All common stock of registrant is held by an affiliate.

PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements.


The following statements of the Company are included herein:

1.  Balance Sheets - March 31, 1998 and December 31,
1997.

2. Statements of Operations - For the quarters ended March 31, 1998 and 1997.

3. Statements of Operations - For the three months ended March 31, 1998, and 1997.

4. Statements of Stockholder's Equity - For the three months ended March 31, 1998 and 1997, and the nine months ended December 31, 1997.

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

                                  NORWEST MORTGAGE
INSURED 2, INC.
                          (a wholly-owned subsidiary
of Norwest Mortgage, Inc.)


BALANCE SHEETS

UNAUDITED

                                     March 31, 1998
and December 31,1997


                                             March
31,       December 31,
Assets                                        1998
1997

Note receivable from parent        $ 2,682
$ 2,682

Total assets                               $ 2,682
$ 2,682

Stockholder's Equity

Common stock, $1 par value:
100 shares authorized, issued
and outstanding                         $    100
$    100

Additional paid-in capital               2,582
2,582

Total stockholder's equity           $ 2,682
$ 2,682

                              NORWEST MORTGAGE
INSURED 2, INC.
                      (a wholly-owned subsidiary of
Norwest Mortgage, Inc.)

                             STATEMENTS OF
OPERATIONS

UNAUDITED

                       For the quarters ended March
31, 1998 and 1997



1998             1997
Income:

Total income                                      $
--                 $ --

Operating expenses:

Total operating expenses                         --
--

Net income before income taxes               --
--

Provision for income taxes                      --
--

Net income                                        $
--                  $ --

                    NORWEST MORTGAGE INSURED 2, INC.
                       (a wholly-owned subsidiary of
Norwest Mortgage, Inc.)

                             STATEMENTS OF
OPERATIONS

UNAUDITED

                For the three months ended March 31,
1998 and 1997



1998       1997


Income:

Total income
$ --        $ --

Operating expenses:

Total operating expenses
--          --

Income before income taxes
--           --

Provision for income taxes
--           --

                     Net income
                  $ --         $ --

                        NORWEST MORTGAGE INSURED 2,
INC.
                (a wholly-owned subsidiary of
Norwest Mortgage, Inc.)

                  STATEMENTS OF STOCKHOLDER'S EQUITY
                                        UNAUDITED

      For the three months ended March 31, 1998 and
1997, and the nine
                         months ended December 31,
1997



Additional
                                    Common   Paid in
Retained
                                      Stock
Capital    Earnings   Total

Balance, December 31, 1996 $100        2,582
--   2,682

Net income                          --             -
-                                 --       --

Balance, March 31, 1997      $100         2,582
--   2,682

Net income                           --
--                              --       --

Balance, December 31, 1997 $100        2,582
--   2,682

Net income                             --
--            --       --

Balance, March 31, 1998       $100        2,582
--   2,682

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

The Company had no net income for the quarter and three months ended March 31, 1998 and 1997. The management contract is structured so that all available income of the Company shall be paid to the parent company as compensation for management services, reimbursement for certain expenses, and as additional purchase price of the pass-through certificates purchased from the parent company. As a result of the terms of the management contract, it is anticipated that the Company will have no net income for a number of subsequent years.

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



Dated:  May 13, 1997

Robert K. Chapman

Chief Financial Officer

(Principal Accounting and

Financial Officer)