Form 10-K
period 1998-12-31
NORWEST MORTGAGE INSURED 2 INC
filed 1999-03-26
CIK 740768

                                    UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
20549
                                        FORM 10-K

               Annual Report Pursuant to Section 13
or 15(d) of
                         the Securities Exchange Act
of 1934

For the calendar year ended December 31, 1998
Commission file number 0-11301

                    NORWEST MORTGAGE INSURED 2, INC.
                 (Exact name of registrant as
specified in its charter)

Delaware                                     41-
1485350
(State or other jurisdiction of              (I.R.S.
Employer Identification No.)
incorporation or organization)


  1 Home Campus, Des Moines, Iowa
50328
(Address of principal executive offices)
(Zip code)


Registrant's telephone number, including area code
(515) 221-6000

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

On March 26, 1999, 100 shares of the registrant's common stock were outstanding. All common stock of registrant is held by an affiliate.

The following documents are incorporated herein by reference: PART IV-(i) Amendment No. 1 to
Registrant's Registration Statement of Form S-3
(Registration No. 2-89484) as filed with the Commission on February 16, 1984 and (ii) Amendment
No. 2 to Registrant's Registration Statement of Form
S-3 (Registration No. 2-89484) as filed with the Commission on February 23, 1984.

PART I

Item 1.  Business.

Organization

Norwest Mortgage Insured 2, Inc., (the "Company") was incorporated in the State of Delaware on February 15, 1984, as a wholly owned, limited-purpose, financing subsidiary of Norwest Mortgage, Inc. Norwest Mortgage, Inc., is the principal mortgage banking business of Wells Fargo & Company
(Wells Fargo), and derives its' income primarily from mortgage origination and servicing operations.
Norwest Mortgage, Inc. is a wholly owned subsidiary of Norwest Nova, Inc., which is a wholly owned subsidiary of Wells Fargo. Wells Fargo is a $202 billion diversified financial services organization providing banking, insurance, investment, and other financial services through a total of more than 6,000 stores in all 50 states, all 10 Canadian
Provinces, and internationally.

Issuance of GNMA-Collateralized Obligations

The Company was organized to engage in the authorization, issuance, and delivery of one series of obligations, consisting of four classes (the
"Obligations") collateralized by "fully-modified, pass-through" mortgage-backed certificates guaranteed as to timely payment of principal and interest by the Government National Mortgage
Association and backed by the full faith and credit of the United States ("GNMA Certificates").

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

The Company had no net earnings for the years ended
December 31, 1998, 1997 and 1996. The Company incurred no operating expenses for the years ended
December 31, 1998, 1997 and 1996. The management contract requires available income of the Company be paid to Norwest Mortgage, Inc., as compensation for management services, reimbursement of expenses, and as additional purchase price for the GNMA
Certificates securing the obligations.

Year 2000 Readiness Disclosure

      The  Company is aware of the issues associated
with  the  programming  code  in  existing  computer
systems  as  the millennium (year 2000)  approaches.
The  "year  2000 problem" is pervasive and  complex;
virtually every computer operation will be  affected
in  some  way by the rollover of the two-digit  year
value  to 00.  The issue is whether computer systems
will  properly recognize date-sensitive  information
when the year changes to 2000.  Systems that do not
properly  recognize such information could  generate
erroneous  data,  fail or cause  another  system  to
fail.   "Systems"  include all  hardware,  networks,
system and application software, commercial "off-the-
shelf"   software,  data  and  voice   communication
devices,  and  embedded  technology  such  as  date-
impacted  processors in automated  systems  such  as
elevators,  telephone  systems,  security   systems,
vault systems, heating and cooling systems and others.

     The Company's year 2000 readiness projects are divided into four phases:

Phase  I: comprehensive assessment and inventory  of
Systems    intended   to   determine    year    2000
vulnerability and risk;

Phase  II:  date  detection on Systems  intended  to
determine which Systems must be remediated and which
Systems  are  compliant  and require  testing  only;
determination of required resources and  costs;  and
the  development of schedules and high-level testing
plans  for the repair, replacement and/or retirement
of   Systems that are not determined to be year 2000
compliant;

Phase III: repair, replacement and/or retirement  of
Systems  that  are not determined to  be  year  2000
compliant;  conduct  testing of individual  Systems;
and  plan the integration testing for those  Systems
that   have  interfaces  with  other  Systems   both
internal and external to the company, such as those of customers and suppliers; and

Phase  IV: integration testing of applicable Systems
to  validate that interfaces with other Systems  are
year   2000   compliant;  and  the  development   of
contingency   plans,  such  as  plans   to   recover
operations and alternatives to mitigate the effects of counterparties whose own failure to properly address year 2000 issues may adversely impact their ability to perform certain functions.

     The   Company  in  respect  to  the  year  2000
project: (i) has substantially completed Phases I, II and III; and(ii) anticipates Phase IV will be substantially complete by June 30, 1999.

     The  cost  to address the Company's  year  2000
projects are included as part of the management contract with its parent company.

     In  the event year 2000 problems arise out of  a
failure  of the efforts described above any resulting
disruptions  could  adversely  affect  the   business
operations.

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

Independent Auditor's Report.

Balance Sheets - December 31, 1998, and December 31,
1997.

Statements of Operations - For the years ended
December 31, 1998, 1997 and 1996.

Statements of Stockholder's Equity - For the years ended December 31, 1998, 1997 and 1996.

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

(b)  Reports on Form 8-K:

      None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Norwest Mortgage Insured 2, Inc.


Dated:  March 26, 1999

Stephen Morrison

President

Pursuant to the requirement of the Securities
Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                 Title
Date



                               President (Principal
March 26, 1999
Stephen Morrison       Executive Officer)
                               and Sole Director




                               Chief Financial
Officer     March 26, 1999
Robert K. Chapman    (Principal Accounting
                               and Financial
Officer)

                              NORWEST MORTGAGE
INSURED 2, INC.

                          (a wholly owned subsidiary
of Norwest Mortgage, Inc.)

                                          FINANCIAL
STATEMENTS

                                    December 31,
1998, 1997 and 1996

                               NORWEST MORTGAGE
INSURED 2, INC.
                          (a wholly owned subsidiary
of Norwest Mortgage, Inc.)

                                          BALANCE
SHEETS

                                    December 31,
1998 and 1997



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

                              NORWEST MORTGAGE
INSURED 2, INC.
                      (a wholly owned subsidiary of
Norwest Mortgage, Inc.)

                                 STATEMENTS OF
OPERATIONS

                       For the years ended December
31, 1998, 1997 and 1996



1998         1997       1996
Income:

Total income                                $ --
$ --          $ --

Total operating expenses                   --
--            --

Net income before income taxes         --
--            --

Provision for income taxes                --
--            --

Net income                                  $ --
$ --          $ --



























See accompanying notes to financial statements.

                          NORWEST MORTGAGE INSURED
2, INC.
                      (a wholly owned subsidiary of
Norwest Mortgage, Inc.)

                       STATEMENTS OF STOCKHOLDER'S
EQUITY

                    For the year ended December 31,
1998, 1997 and 1996


Additional
                                       Common   Paid
in
                                         Stock
Capital         Total

Balance, December 31, 1995   $100       2,582
2,682

Net income                             --
--                --

Balance, December 31, 1996  $100        2,582
2,682

Net income                             --
--                --

Balance, December 31, 1997  $100        2,582
2,682

Net income                             --
--                --

Balance, December 31, 1998  $100        2,582
2,682























See accompanying notes to financial statements.

                          NORWEST MORTGAGE INSURED
2, INC.
                      (a wholly owned subsidiary of
Norwest Mortgage, Inc.)

                           NOTES TO FINANCIAL
STATEMENTS
                               December 31, 1998,
1997 and 1996

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Certain accounting policies and procedures that the Company believes are important to understand the accompanying financial statements are described below.

Nature of Operations

Norwest Mortgage Insured 2, Inc., (the "Company") was incorporated in the State of Delaware on February 15, 1984, as a wholly owned, limited-purpose, financing subsidiary of Norwest Mortgage, Inc. Norwest Mortgage, Inc., is the principal mortgage banking business of Wells Fargo & Company
(Wells Fargo), and derives its' income primarily from mortgage origination and servicing operations.
Norwest Mortgage, Inc. is a wholly owned subsidiary of Norwest Nova, Inc., which is a wholly owned subsidiary of Wells Fargo. The Company was organized to issue and sell one series of obligations, consisting of four classes, collateralized by fully-modified, pass-through, mortgage-backed certificates guaranteed as to principal and interest by the Government National
Mortgage Association (GNMA) and does not intend to engage in any other business activities except activities incidental and necessary to the foregoing.

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

                          NORWEST MORTGAGE INSURED
2, INC.
                      (a wholly owned subsidiary of
Norwest Mortgage, Inc.)

                           NOTES TO FINANCIAL
STATEMENTS
                               December 31, 1998,
1997 and 1996


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

ISSUANCE OF GNMA-COLLATERALIZED OBLIGATIONS

On March 29, 1984, the Company issued $164,020,000 of Obligations which were secured by GNMA
Certificates delivered to an irrevocable trust.  At
December 31, 1998, there were approximately
$1,909,061 of Obligations outstanding which were secured by assets placed in trust with outstanding principal balances and cash of approximately
$2,042,333.

Proceeds of $159,753,958 were received from the issuance of the obligations and were applied to purchase the GNMA certificates from the parent company. The GNMA Certificates and the obligations do not appear on the balance sheet.

Monthly principal and interest payments from the GNMA Certificates are remitted directly to USBank
(trustee). Investment income, the difference between interest received on the GNMA Certificates and interest paid on the Obligations, and principal payments on the GNMA Certificates remaining with the trustee following each semi-annual payment of principal and interest on the Obligations are remitted from the trust to the parent company as additional compensation and expense reimbursement.

KPMG PEAT MARWICK LLP
2500 Ruan Center
PO Box 772
Des Moines, IA  50303

                                  INDEPENDENT
AUDITORS' REPORT

The Board of Directors
Norwest Mortgage Insured 2, Inc.:

We have audited the accompanying balance sheets of Norwest Mortgage Insured 2, Inc. (the Company) (a wholly owned subsidiary of Norwest Mortgage, Inc.)
as of December 31, 1998 and 1997, and the related statements of operations and stockholder's equity for each of the years in the three-year period ended
December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Norwest Mortgage Insured 2,
Inc. (a wholly owned subsidiary of Norwest Mortgage, Inc.) at December 31, 1998 and 1997, and the results of its operations for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                KPMG
Peat Marwick LLP
January 19, 1999