Form 10-Q
period 1999-06-30
NORWEST MORTGAGE INSURED 2 INC
filed 1999-07-27
CIK 740768

                                    UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
20549
                                        FORM 10-Q

               Quarterly Report Pursuant to Section
13 or 15(d) of
                         the Securities Exchange Act
of 1934

For the quarter ended June 30, 1999   Commission
file number 0-11606

                    NORWEST MORTGAGE INSURED 2, INC.
                 (Exact name of registrant as
specified in its charter)

Delaware                                     41-
1485350
(State or other jurisdiction of              (I.R.S.
Employer Identification No.)
incorporation or organization)


1 Home Campus, Des Moines, Iowa
50328
(Address of principal executive offices)
(Zip code)


Registrants telephone number, including area code
(515) 221-6000

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

On July 26, 1999, 100 shares of the registrants common stock were outstanding. All common stock of registrant is held by an affiliate.

PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements.


The following statements of the Company are included herein:

1.  Balance Sheets - June 30, 1999 and December 31,
1998.

2. Statements of Operations - For the quarters ended June 30, 1999 and 1998.

3. Statements of Operations - For the six months ended June 30, 1999, and 1998.

4. Statements of Stockholders Equity - For the six months ended June 30, 1999 and 1998, and the six months ended December 31, 1998.

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

                                  NORWEST MORTGAGE
INSURED 2, INC.
                          (a wholly-owned subsidiary
of Norwest Mortgage, Inc.)


BALANCE SHEETS

UNAUDITED

                                      June 30, 1999
and December 31,1998


                                          June 30,
December 31,
Assets                                        1999
1998

Note receivable from parent        $ 2,682
$ 2,682

Total assets                               $ 2,682
$ 2,682

Stockholders Equity

Common stock, $1 par value:
100 shares authorized, issued
and outstanding                         $    100
$    100

Additional paid-in capital               2,582
2,582

Total stockholders equity           $ 2,682
$ 2,682

                              NORWEST MORTGAGE
INSURED 2, INC.
                      (a wholly-owned subsidiary of
Norwest Mortgage, Inc.)

                                  STATEMENTS OF
OPERATIONS

UNAUDITED

                          For the quarters ended
June 30, 1999 and 1998



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

                For the six months ended June 30,
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

                        NORWEST MORTGAGE INSURED 2,
INC.
                (a wholly-owned subsidiary of
Norwest Mortgage, Inc.)

                  STATEMENTS OF STOCKHOLDERS EQUITY
   UNAUDITED

      For the six months ended June 30, 1999 and
1998, and the six
                         months ended December 31,
1998



Additional
                                    Common   Paid in
Retained
                                      Stock
Capital    Earnings   Total

Balance, December 31, 1997   $100        2,582
--   2,682

Net income                              --
--                              --       --

Balance, June 30, 1998         $100        2,582
--   2,682

Net income                              --
--                              --       --

Balance, December 31, 1998   $100        2,582
--   2,682

Net income                             --
--             --       --

Balance, June 30, 1999         $100        2,582
--   2,682

Item 2.  Managements Discussion and Analysis of
Financial Condition and
            Results of Operations.


The   following  narrative  by  management  of   the
Companys results of operations is provided in accordance with General Instruction (H)(2)(a) of Form 10-Q.

Norwest Mortgage Insured 2, Inc. (the Company), was
incorporated on February 15, 1984, under  the  laws
of   the  State  of  Delaware,  as  a  wholly-owned
subsidiary  of Norwest Mortgage, Inc.  (the  parent
company).   The  parent is the  principal  mortgage
banking  business  of  Wells Fargo  &  Company  and
derives   its   income  primarily  from   mortgage
origination and servicing operations.   The  parent
is a wholly-owned subsidiary of Norwest Nova, Inc.,
which is a wholly owned subsidiary of Wells Fargo &
Company.  The  Company was organized to  issue  and
sell  one series of obligations, consisting of four
classes  (Obligations), collateralized  by  fully
modified,       pass-through,       mortgage-backed
certificates  (Certificates)  guaranteed  as   to
principal  and interest by the Government  National
Mortgage Association (GNMA), and does not intend to
engage  in  any  other business  activities  except
activities   incidental  and   necessary   to   the
foregoing.

The Company had no net income for the quarter and six months ended June 30, 1999 and 1998. The management contract requires all available income of the Company be paid to the parent company as compensation for management services, reimbursement of expenses, and as additional purchase for the GNMA
Certificates securing the obligations. As a result of the terms of the management contract, it is anticipated that the Company will have no net income for a number of subsequent years.

Year 2000 Readiness Disclosure

      The  Company is aware of the issues associated
with  the  programming  code  in  existing  computer
systems  as  the millennium (year 2000)  approaches.
The  year  2000 problem is pervasive and  complex;
virtually every computer operation will be  affected
in  some  way by the rollover of the two-digit  year
value  to 00.  The issue is whether computer systems
will  properly recognize date-sensitive  information
when the year changes to 2000.  Systems that do  not
properly  recognize such information could  generate
erroneous  data,  fail or cause  another  system  to
fail.   "Systems"  include all  hardware,  networks,
system and application software, commercial off-the-
shelf   software,  data  and  voice   communication
devices,  and  embedded  technology  such  as  date-
impacted  processors in automated  systems  such  as
elevators,  telephone  systems,  security   systems,
vault systems, heating and cooling systems and others.

     The Companys year 2000 readiness projects are divided into four phases:

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

     The Company in respect to the year 2000 project has substantially completed all phases (Phases I, II
III and IV).

     The  cost  to address the Companys  year  2000
projects are included as part of the management contract with its parent company.

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

Norwest Mortgage Insured 2, Inc.



Dated:  July 26, 1999

Robert K. Chapman

Chief Financial Officer

(Principal Accounting and

Financial Officer)