Form 10-Q
period 1999-09-30
NORWEST MORTGAGE INSURED 2 INC
filed 1999-10-22
CIK 740768

                                    UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.
20549
                                        FORM 10-Q

               Quarterly Report Pursuant to Section
13 or 15(d) of
                         the Securities Exchange Act
of 1934

For the quarter ended September 30, 1999 Commission file number 0-11606

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

On October 22, 1999, 100 shares of the
registrant's common stock were outstanding. All common stock of registrant is held by an affiliate.

PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements.


The following statements of the Company are included herein:

1.  Balance Sheets - September 30, 1999 and December
31, 1998.

2. Statements of Operations - For the quarters ended September 30, 1999 and 1998.

3. Statements of Operations - For the nine months ended September 30, 1999, and 1998.

4. Statements of Stockholder's Equity - For the nine months ended September 30, 1999 and 1998, and the three months ended December 31, 1998.

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

                                  NORWEST MORTGAGE
INSURED 2, INC.
                          (a wholly-owned subsidiary
of Norwest Mortgage, Inc.)


BALANCE SHEETS

UNAUDITED

                                      September 30,
1999 and December 31,1998


                                          September
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

                          For the quarters ended
September 30, 1999 and 1998



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

                For the nine months ended September
30, 1999 and 1998



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

                        NORWEST MORTGAGE INSURED 2,
INC.
                (a wholly-owned subsidiary of
Norwest Mortgage, Inc.)

                  STATEMENTS OF STOCKHOLDER'S EQUITY
                                        UNAUDITED

      For the nine months ended September 30, 1999
and 1998, and the three
                         months ended December 31,
1998



Additional
                                    Common   Paid in
Retained
                                      Stock
Capital    Earnings   Total

Balance, December 31, 1997   $100        2,582
--   2,682

Net income                              --
--                              --       --

Balance, September 30, 1998  $100        2,582
--   2,682

Net income                              --
--                              --       --

Balance, December 31, 1998   $100        2,582
--   2,682

Net income                             --
--             --       --

Balance, September 30, 1999   $100        2,582
--   2,682

Item 2.  Management's Discussion and Analysis of
Financial Condition and
            Results of Operations.


The   following  narrative  by  management  of   the
Company's results of operations is provided in accordance with General Instruction (H)(2)(a) of Form 10-Q.

Norwest Mortgage Insured 2, Inc. (the Company), was
incorporated on February 15, 1984, under  the  laws
of   the  State  of  Delaware,  as  a  wholly-owned
subsidiary  of Norwest Mortgage, Inc.  (the  parent
company).   The  parent is the  principal  mortgage
banking  business  of  Wells Fargo  &  Company  and
derives   its'   income  primarily  from   mortgage
origination and servicing operations.   The  parent
is a wholly-owned subsidiary of Norwest Nova, Inc.,
which is a wholly owned subsidiary of Wells Fargo &
Company.  The  Company was organized to  issue  and
sell  one series of obligations, consisting of four
classes  ("Obligations"), collateralized  by  fully
modified,       pass-through,       mortgage-backed
certificates  ("Certificates")  guaranteed  as   to
principal  and interest by the Government  National
Mortgage Association (GNMA), and does not intend to
engage  in  any  other business  activities  except
activities   incidental  and   necessary   to   the
foregoing.

The Company had no net income for the quarter and nine months ended September 30, 1999 and 1998. The management contract requires all available income of the Company be paid to the parent company as compensation for management services, reimbursement of expenses, and as additional purchase for the GNMA
Certificates securing the obligations. As a result of the terms of the management contract, it is anticipated that the Company will have no net income for a number of subsequent years.

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

Norwest Mortgage Insured 2, Inc.



Dated:  September 22, 1999

Robert K. Chapman

Chief Financial Officer

(Principal Accounting and

Financial Officer)